Form 10-Q
period 2026-03-31
Vine Hill Capital Investment Corp. II
filed 2026-05-14
CIK 2086264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ____________

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

As of May 13, 2026, there were 23,000,000 shares of the Company’s Class A ordinary shares and 7,666,667 shares of the Company’s Class B ordinary shares issued and outstanding.

VINE HILL CAPITAL INVESTMENT CORP. II

 i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VINE HILL CAPITAL INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$2,344,000	$2,845,000
Prepaid expenses	278,000	259,000
Total current assets	2,622,000	3,104,000
Investment in Trust Account	232,262,000	230,229,000
Total assets	$234,884,000	$233,333,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$118,000	$105,000
Accrued liabilities	73,000	250,000
Deferred compensation - related parties	114,000	15,000
Total current liabilities	305,000	370,000
Deferred underwriting payable	8,050,000	8,050,000
Deferred legal payable	51,000	51,000
Total liabilities	8,406,000	8,471,000
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value at March 31, 2026 and December 31, 2025, respectively of $10.10 and $10.01, per share	232,262,000	230,229,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,750,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 175,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025.	—	—
Class B ordinary shares, $0.0001 par value; 17,500,000 shares authorized; 7,666,667 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,000	1,000
Accumulated deficit	(5,785,000)	(5,368,000)
Total shareholders’ deficit	(5,784,000)	(5,367,000)
Total liabilities and shareholders’ deficit	$234,884,000	$233,333,000

The accompanying notes are an integral part of these condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP. II

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

For the three months ended March 31, 2026
General and administrative costs	$437,000
Loss from operations	(437,000)
Other income
Interest income on investment held in Trust Account	2,033,000
Interest income on cash in operating account	19,000
Total other income	2,052,000
Net income	$1,615,000

Weighted average Class A ordinary shares outstanding - basic and diluted	23,000,000
Class A ordinary shares - basic and diluted net income per share	$0.05

Weighted average Class B ordinary shares outstanding -
Basic and diluted	7,666,667
Class B ordinary shares – Basic and diluted net income per share	$0.05

The accompanying notes are an integral part of these condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months March 31, 2026

(unaudited)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	7,666,667	$1,000	$—	$(5,368,000)	$(5,367,000)
Accretion in value of Class A ordinary shares	—	—	—	(2,032,000)	(2,032,000)
Net income	—	—	—	1,615,000	1,615,000
Balance as of March 31, 2026, (unaudited)	7,666,667	$1,000	$—	$(5,785,000)	$(5,784,000)

The accompanying notes are an integral part of these condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2026

(unaudited)

Cash flows from operating activities
Net income	$1,615,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investment held in Trust Account	(2,033,000)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other	(19,000)
Increase in accounts payable	13,000
(Decrease) in accrued expenses and other	(176,000)
Increase in deferred compensation – related parties	99,000
Net cash used in operating activities	(501,000)
Net decrease in cash	(501,000)
Cash – beginning of period	2,845,000
Cash – end of period	$2,344,000

The accompanying notes are an integral part of these condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from August 18, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Offering”), which is described below, and subsequent to the Offering, identifying and completing a suitable business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing

The Company’s sponsor is Vine Hill Capital Sponsor II LLC (the “Sponsor”), a limited liability company formed in Delaware. The Company intends to finance its Initial Business Combination with proceeds from the Offering of $230 million of Units (as defined below) (See Note 3) and a Private Placement (as defined below) of 5,500,000 of Private Placement Warrants (as defined below) for an aggregate of $5,500,000 (See Note 4).

The registration statement for the Company’s Offering was declared effective on December 17, 2025. On December 19, 2025, the Company consummated the Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the Offering, the Company consummated the sale of 5,500,000 private placement warrants (the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant, or $5,500,000 in the aggregate, which is described in Note 4. In connection with the closing, the underwriter exercised in full its 45- day overallotment option to purchase up to an additional 3,000,000 Units as discussed in Note 3.

The Trust Account

The funds in the Trust Account are to be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provides that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Offering (December 19, 2027) or (B) with respect to any other material provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account (as defined below) (net of amounts withdrawn to pay taxes, other than excise taxes, if any (“permitted withdrawals”)), or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules.

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Offering (December 19, 2027), or by such earlier liquidation date as the board of directors of the Company may approve, subject to applicable law, and the Company does not otherwise seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the amount of time it will have to consummate an Initial Business Combination, or (ii) the Company obtains shareholder approval to extend the date on which the Company must complete the Initial Business Combination and such extension is conditioned upon depositing additional funds into the Trust Account, upon the end of a 30-day cure period after the date any such funds were required to be deposited but were not so deposited, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Offering. However, if the Sponsor and management team acquires Public Shares in or after the Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Certain Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from each of the ongoing conflicts involving Russia-Ukraine and Israel-Hamas, the hostilities in Iran and the recent escalations between the United States and Venezuela, as well as recent developments to U.S. trade policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the ongoing Israel-Hamas conflict, the hostilities in Iran and the recent escalations between the United States and Venezuela and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber- attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Liquidity and Capital Resources

As of March 31, 2026, the Company had approximately $2,033,000 in cash and had a working capital of approximately $2,317,000. As of March 31, 2026, no working capital loans were outstanding. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 204-50, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has a completion window to complete the initial Business Combination. Management has determined that with the closing of the Initial Public Offering, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of approximately $2,344,000 and $2,845,000, respectively. At March 31, 2026 and December 31, 2025, substantially all of the cash and cash equivalents are in cash equivalents.

As of March 31, 2026 and December 31, 2025, the assets held in Trust Account were held in money market funds that invest only in U.S. government treasury bills.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares have been charged to temporary equity. Offering costs allocated to the Public Warrants (as defined below) and Private Placement Warrants have been charged to shareholders' deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, have been accounted for under equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

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

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended March 31, 2026
	Class A	Class B
Numerator:
Basic and diluted net income per share of ordinary shares:
Allocation of income –
Basic and diluted	$1,211,000	$404,000
Denominator:
Weighted average shares of ordinary shares:
Basic and diluted	23,000,000	7,666,667
Net income per share of ordinary shares –
Basic and diluted	$0.05	$0.05

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are 7,666,667 Public Warrants outstanding to purchase 7,666,667 Class A ordinary shares, and 5,500,000 Private Placement Warrants outstanding to purchase 5,500,000 Class A ordinary shares, as of March 31, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 23,000,000 Public Shares sold as part of Units in the Offering contain a redemption feature which allows for the redemption of Public Shares if the Company holds a shareholder vote or there is a tender offer for shares in connection with a business combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001 upon the closing of a business combination.

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A ordinary shares are redeemable and classified as such on the Company’s financial statements until such time as a redemption event takes place. As of March 31, 2026 and December 31, 2025, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.10 and $10.01, respectively, per share (which is the assumed redemption price) multiplied by 23,000,000 shares of Class A ordinary shares.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, all of the 23,000,000 Public Shares were classified outside of shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

	Dollars	Shares
Gross proceeds of Offering	$230,000,000	23,000,000
Less: Proceeds allocated to Public Warrants	(2,967,000)	-
Offering costs	(10,512,000)	-
Plus: Accretion of carrying value to redemption value	13,708,000	-
Class A ordinary shares subject to possible redemption as of December 31, 2025	230,229,000	23,000,000
Plus: Accretion of carrying value to redemption value	2,033,000	-
Class A ordinary shares subject to possible redemption as of March 31, 2026	$232,262,000	23,000,000

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

On December 19, 2025 the Company completed the Offering of 23,000,000 Units at a price of $10.00 per unit for a total of $230 million, including the “upsizing” of the Offering from $175,000,000 to $200,000,000 and the underwriters’ full exercise of its 3,000,000 share over-allotment option. Each Unit consists of one Public Share and one-third of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments (see Note 8). The Company allocated approximately $2,967,000 of the Offering proceeds to the estimated fair value of the Public Warrants (approximately $0.387 per full warrant for 7,666,667 Public Warrants) based on a valuation made by a valuation specialist using a Monte Carlo model (a Level 3 input) using the following assumptions:

Share price	$9.91
Expected term (in years)	7
Volatility	5.0%
Risk free rate	3.84%
Market price adjustment	31%

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments at the Offering price less the underwriting discounts and commissions and such option was exercised in full on closing of the Offering.

Note 4 — Private Placement

Simultaneously with the closing of the Offering, the Sponsor purchased an aggregate of 5,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a Private Placement. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments.

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

Note 5 — Related Party Transactions

Founder Shares

On August 21, 2025, the Company issued an aggregate of 6,708,333 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. Increases or decreases in the size of the offering would require the Company to effect a share dividend or share surrender, as applicable, immediately prior to the consummation of the Offering in such amount as to maintain the Founder Share ownership of the Company’s shareholders prior to the Offering at 25% of the Company’s issued and outstanding ordinary shares upon the consummation of the Offering. In connection with the “upsizing” of the Offering from $175,000,000 to $200,000,000 and the exercise of the underwriters’ over-allotment option, an additional 958,334 Class B ordinary shares were issued to the Sponsor, increasing the total Class B ordinary shares issued to 7,666,667, in order to represent 25% of the outstanding shares after the Offering. The Sponsor had agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Offering. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants (and their underlying securities) and warrants that may be issued upon conversion of Working Capital Loans (and their underlying securities) (as defined below), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the initial shareholders at the completion of the Offering or acquired prior to or in connection with the Initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement for the Offering. These holders will be entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on the date of the Offering, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support (the “Administrative Support Agreement”). Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Approximately $45,000 was paid and charged to operations for the three months ended March 31, 2026 under this agreement and no amounts were outstanding at March 31, 2026.

Executive Officer Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month prior to the consummation of the Company’s Initial Business Combination. For our Chief Executive Officer and Chief Financial Officer, of which $16,500 per month would be payable upon the completion of the Company’s Initial Business Combination and the remaining $16,500 per month would be currently paid monthly for their services. Approximately $198,000 in the aggregate for both executives was charged to operations for the three months ended March 31, 2026 under this agreement and approximately $99,000 was paid, leaving approximately $99,000 unpaid and included in deferred compensation – related parties for the three months ended March 31, 2026. Including approximately $15,000 of deferred compensation in December 2025, the total amount of deferred compensation – related parties for these two individuals at March 31, 2026 aggregated approximately $114,000.

Related Party Loans

On August 21, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and was payable on the earlier of March 31, 2026, or the date on which the Company consummates the Offering. As of the closing date, December 19, 2025, the Company had borrowed $175,000 under this agreement and such amount was paid in full at the closing on December 19, 2025 leaving no balance outstanding at December 31, 2025 or March 31, 2026 and no further amounts are available for drawdown.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $2,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Note 6— Trust Account and Fair Value Measurement

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

At March 31, 2026 and December 31, 2025, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2026 and December 31, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at March 31, 2026	Level 1
Assets:
Money market funds	$232,262,000

Description at December 31, 2025	Level 1
Assets:
Money market funds	$230,229,000

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

Note 8 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,750,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 175,000,000 Class A ordinary shares with a par value of $0.0001 per share and 17,500,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of March 31, 2026 and December 31, 2025, there are no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption and classified as temporary equity.

In connection with the “upsizing” of the Offering from $175,000,000 to $200,000,000 and the exercise of the underwriters’ over-allotment option, an additional 958,334 Class B ordinary shares were issued to the Sponsor, increasing the total Class B ordinary shares issued to 7,666,667, in order to represent 25% of the outstanding shares after the Offering. The Sponsor had agreed to forfeit up to an aggregate of 1,000,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Offering. The underwriters’ exercised the over-allotment option in full at the closing of the Offering and so no Founder Shares were forfeited and are no longer forfeitable. As of March 31, 2026 and December 31, 2025, there were 7,666,667 Founder Shares issued and outstanding.

Warrants

As of March 31, 2026 and December 31, 2025, there were 13,166,667 warrants outstanding to purchase 13,166.667 class A ordinary shares including 7,666,667 Public Warrants to purchase 7,666,667 class A ordinary shares and 5,500,000 Private Placement Warrants outstanding to purchase 5,500,000 class A ordinary shares. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the Initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrantholder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at a new issuance price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors (including consideration of the market price) and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any founder shares held by our Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the new issuance price and the $18.00 per share redemption trigger price described below under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the new issuance price.

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

Redemption of warrants for cash when the price per Class A ordinary shares equals or exceeds $18.00. Beginning 30 days after completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

●	In whole and not in part;

●	At a price of $0.01 per warrant;

●	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the 30- day redemption period.

The Private Placement Warrants are redeemable. The Private Placement Warrants may also be exercised for cash or on a “cashless basis.” The Private Placement Warrants will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation.

Note 9 — Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting” (Topic 280); Improvements to Reportable Segment Disclosure which introduced new annual and interim disclosure requirements for all public companies.

As a Special Purpose Acquisition Company (“SPAC”), the Company has not commenced any operations and its activities consist of seeking to identify a suitable business combination candidate and to perform the diligence, contractual, reporting and other obligations associated with completing a business combination transaction.

For purposes of ASC Topic 280, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, our expenses consist of the costs of raising capital and, afterward, identifying a business combination candidate and the diligence, contractual, reporting and other obligations associated with completing such business combination as well as expenses for ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, which approximated $437,000 in the three months ended March 31, 2026, the Company has approximately $232,262,000 and $230,229,000, respectively, of investment in the Trust Account as of March 31, 2026 and December 31, 2025, and such cash and investments are expected to generate interest or dividend income.

The new information required by ASU 2023-07 includes:

Other segment items: Segment expenses total approximately $447,000 for the three months ended March 31, 2026. Other income consisted of approximately $2,052,000 during the three months ended March 31, 2026.

Identification of the chief operating decision maker (“CODM”): The chief operating decisions makers are the Chief Executive Officer and Chief Financial Officer of the Company.

Explanation of how the CODM uses the disclose measure of segment profit or loss: The CODM works to maintain costs at a competitive level in its everyday operations. The CODM works to optimize its investment income on the limited choices of available assets based on market conditions. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following: (a) expenses of maintaining its public reporting including accounting, auditing, legal, listing regulatory, and insurance, (b) search for a business combination candidate, (c) diligence, financing, reporting and closing activities and (d) managing investments in the Trust Account in order to generate return for shareholders consistent with the regulations surrounding such investments.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2026, the balance sheet date, up to the date the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Vine Hill Capital Investment Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Vine Hill Capital Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026.

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

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company on August 18, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our Initial Business Combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an Initial Business Combination with us. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Offering and the sale of the Private Placement Warrants and the proceeds of the sale of our securities in connection with our Initial Business Combination (pursuant to any the forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the Offering or otherwise), our shares, debt or a combination of cash, equity and debt.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors in the Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the equity ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As of March 31, 2026, we had approximately $2,344,000 of cash and cash equivalents. We expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

Recent Developments

On December 19, 2025, we completed (i) our Offering of 23,000,000 units (the “Units”), including 3,000,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, at an offering price of $10.00 per Unit and (ii) a private placement of 5,500,000 Private Placement Warrants with the Sponsor at a price of $1.00 per warrant (the “Private Placement”).

The net proceeds from the Offering, together with certain of the proceeds from the Private Placement, totaling $230,000,000 in the aggregate, were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders and the underwriter of the Offering. Except for the withdrawal of interest earned on the amounts in the Trust Account to fund the Company’s taxes, or upon the redemption by public shareholders of Class A ordinary shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the Trust Account will be released until the completion of the Company’s Initial Business Combination or the redemption by the Company of 100% of the outstanding Class A ordinary shares issued by the Company in the Offering if the Company does not consummate an Initial Business Combination within 24 months after the closing of the Offering.

As a result of the full exercise of the underwriters’ over-allotment option, (a) none of the 875,000 (after September 30, 2025 this was increased to 1,000,000 in connection with the upsize of the Offering) Class B ordinary shares were forfeited resulting in 7,666,667 Class B ordinary shares outstanding at the closing of the Offering and (b) there was no over-allotment liability to record.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Offering. Following the Offering, we will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest or dividend income on cash and cash equivalents after the Offering. The operating costs incurred in the three months ended March 31, 2026 consist of approximately $243,000 of aggregate management compensation (approximately $99,000 of which is deferred as to payment) and Sponsor fees as well as approximately $194,000 of costs primarily associated with professional fees, insurance, listing, trust and regulator fees associated with our status as a public reporting company. Since the Offering on December 19, 2025 we are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses related to efforts to identify and evaluate target businesses and due diligence expenses. We expect our expenses to increase substantially since the closing of the Offering.

Other income for the three months ended March 31, 2026 totaled approximately $2,052,000 consisting primarily of interest income on the Trust Account.

Certain Risks and Uncertainties

As a development stage SPAC our risks include, among other things, the uncertainties and potential inability to: (i) complete and achieve the expected benefits of the Offering; (ii) identify, assess, negotiate and complete a proposed acquisition of a suitable company in connection with our Initial Business Combination; and (iii) satisfy all conditions necessary to the successful completion of our Initial Business Combination, including without limitation, shareholder approvals of both parties, redemption of our securities pursuant to the amended and restated memorandum and articles of association, completion of related transactions customarily expected in connection with a SPAC sponsored acquisition, and other conditions. Relatedly, the successful completion of our Initial Business Combination requires not only the success of our efforts, which cannot be assured, but also the supportiveness of relevant financial markets including equity markets, debt markets, merger and acquisition markets, capital markets and other markets, none of which can be assured.

Liquidity and Capital Resources

Our liquidity needs have been satisfied through September 30, 2025 through receipt of $25,000 from the sale of the Founder Shares and approximately $25,000 drawn down on an up to $300,000 in loans that were available from our Sponsor under an unsecured promissory note as well as from deferral of certain fees until closing of our Offering. On December 19, 2025 we closed the Offering and the underwriters fully exercised its overallotment option. In connection with the closing, the approximately $175,000 drawn down under the unsecured promissory note (including $150,000 borrowed subsequent to September 30, 2025) was repaid in full. The net proceeds from the sale of the units in the Offering, including the underwriters’ full exercise of its 3,000,000 unit over-allotment option, and the sale of the Private Placement Warrants for an aggregate purchase price of $5,500,000, after deducting offering expenses of approximately $10,663,000 including $563,000 in Company costs and underwriting commissions and expenses of $4,650,000 (excluding deferred underwriting commissions incurred of $8,050,000) as well as $2,600,000 credit by the underwriters toward expenses, were approximately $232,900,000, including reimbursement from the underwriters. $230,000,000 was deposited in the Trust Account, which includes the deferred underwriting commissions described above. The funds in the Trust Account will be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more.

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

In December 2025, the Company closed on the Offering of its Units and the simultaneous sale of Private Placement Warrants resulting in an increase in its liquidity. As of March 31, 2026, the Company had cash and cash equivalents balance of approximately $2,344,000. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of March 31, 2026, management has determined that the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

We do not believe we will need to raise additional funds following the Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed Initial Business Combination. We may also obtain financing prior to the closing of our Initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity- linked securities or through loans, advances or other indebtedness in connection with our Initial Business Combination, any backstop or similar agreements we may enter into following the consummation of the Offering or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of March 31, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of March 31, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our Offering, we entered into the Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on December 18, 2025, the date our securities were first listed on Nasdaq, we have agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s Initial Business Combination, of which $16,500 per month is payable on a current basis and the balance is payable upon the completion of the Company’s Initial Business Combination.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our prospectus for our Offering included in the Company’s Registration Statement on Form S-1 as filed with the SEC on December 19, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VINE HILL CAPITAL INVESTMENT CORP. II
Dated: May 14, 2026
	By:	/s/ Nicholas Petruska
	Name:	Nicholas Petruska
	Title:	Chief Executive Officer
(Principal Executive Officer)