Form 10-Q
period 2026-06-30
Vine Hill Capital Investment Corp. II
filed 2026-08-12
CIK 2086264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 23,000,000 shares of the Company’s Class A ordinary shares and 7,666,667 shares of the Company’s Class B ordinary shares issued and outstanding.

VINE HILL CAPITAL INVESTMENT CORP. II

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VINE HILL CAPITAL INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$2,038,000	$2,845,000
Prepaid expenses	244,000	259,000
Total current assets	2,282,000	3,104,000
Investment in Trust Account	234,316,000	230,229,000
Total assets	$236,598,000	$233,333,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$87,000	$105,000
Accrued liabilities	64,000	250,000
Deferred compensation - related parties	213,000	15,000
Total current liabilities	364,000	370,000
Deferred underwriting payable	8,050,000	8,050,000
Deferred legal payable	61,000	51,000
Total liabilities	8,475,000	8,471,000
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value at June 30, 2026 and December 31, 2025, respectively of $10.19 and $10.01, per share	234,316,000	230,229,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,750,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 175,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025.	—	—
Class B ordinary shares, $0.0001 par value; 17,500,000 shares authorized; 7,666,667 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,000	1,000
Accumulated deficit	(6,194,000)	(5,368,000)
Total shareholders’ deficit	(6,193,000)	(5,367,000)
Total liabilities and shareholders’ deficit	$236,598,000	$233,333,000

The accompanying notes are an integral part of these condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
General and administrative expenses	$427,000	$864,000
Loss from operations	(427,000)	(864,000)
Other income
Interest income on investment held in Trust Account	2,055,000	4,087,000
Interest income on cash in operating account	18,000	38,000
Total other income	2,073,000	4,125,000
Net income	$1,646,000	$3,261,000

Weighted average Class A ordinary shares outstanding - basic and diluted	23,000,000	23,000,000
Class A ordinary shares - basic and diluted net income per share	$0.05	$0.11

Weighted average Class B ordinary shares outstanding -
Basic and diluted	7,666,667	7,666,667
Class B ordinary shares – Basic and diluted net income per share	$0.05	$0.11

The accompanying notes are an integral part of these condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and six months ended June 30, 2026

(unaudited)

 For the three months ended June 30, 2026 (unaudited):

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2026 (unaudited)	7,666,667	$1,000	$—	$(5,785,000)	$(5,784,000)
Accretion in value of Class A ordinary shares	—	—	—	(2,055,000)	(2,055,000)
Net income	—	—	—	1,646,000	1,646,000
Balance as of June 30, 2026, (unaudited)	7,666,667	$1,000	$—	$(6,194,000)	$(6,193,000)

For the six months ended June 30, 2026 (unaudited):

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	7,666,667	$1,000	$—	$(5,368,000)	$(5,367,000)
Accretion in value of Class A ordinary shares	—	—	—	(4,087,000)	(4,087,000)
Net income	—	—	—	3,261,000	3,261,000
Balance as of June 30, 2026, (unaudited)	7,666,667	$1,000	$—	$(6,194,000)	$(6,193,000)

The accompanying notes are an integral part of these condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2026

(unaudited)

Cash flows from operating activities
Net income	$3,261,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investment held in Trust Account	(4,087,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	15,000
(Decrease) in accounts payable	(18,000)
(Decrease) in accrued expenses and other	(186,000)
Increase in deferred compensation – related parties	198,000
Increase in deferred legal	10,000
Net cash used in operating activities	(807,000)
Net decrease in cash	(807,000)
Cash and cash equivalents – beginning of period	2,845,000
Cash and cash equivalents – end of period	$2,038,000

The accompanying notes are an integral part of these condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from August 18, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Offering”), which is described below, and subsequent to the Offering, identifying and completing a suitable business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

The registration statement for the Company’s Offering was declared effective on December 17, 2025. On December 19, 2025, the Company consummated the Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the Offering, the Company consummated the sale of 5,500,000 private placement warrants (the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant, or $5,500,000 in the aggregate, which is described in Note 4. In connection with the closing, the underwriter exercised in full its 45- day overallotment option to purchase an additional 3,000,000 Units as discussed in Note 3.

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

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Offering (December 19, 2027), the “Completion Window” or by such earlier liquidation date as the board of directors of the Company may approve, subject to applicable law, and the Company does not otherwise seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the amount of time it will have to consummate an Initial Business Combination, or (ii) the Company obtains shareholder approval to extend the date on which the Company must complete the Initial Business Combination and such extension is conditioned upon depositing additional funds into the Trust Account, upon the end of a 30-day cure period after the date any such funds were required to be deposited but were not so deposited, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Offering. However, if the Sponsor and management team acquires Public Shares in or after the Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Certain Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from each of the ongoing conflicts involving Russia-Ukraine, Israel-Hamas and the United States and Iran, as well as developments to U.S. trade policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the ongoing Israel-Hamas conflict, the hostilities in Iran and the recent escalations between the United States and Venezuela and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber- attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas and the United States-Iran conflicts and subsequent sanctions or related actions or the recent changes to trade policies by the United States and other countries, could adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 filed with the SEC on March 30, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

Liquidity and Capital Resources

As of June 30, 2026, the Company had approximately $2,038,000 in cash and had working capital of approximately $1,918,000 (which includes approximately $213,000 of liabilities for compensation that is deferred as to payment until the closing of a business combination). As of June 30, 2026, no working capital loans were outstanding. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 204-50, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has a completion window to complete the initial Business Combination. Management has determined that with the closing of the Initial Public Offering, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, other than those held in the Trust Account, to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of approximately $2,038,000 and $2,845,000, respectively, substantially all of which is in cash equivalents.

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

Offering costs amounted to approximately $10,663,000, consisting of $4,650,000 of upfront discount to the underwriters (including non-accountable expenses), $8,050,000 of deferred underwriting fees and $563,000 of other offering costs, offset by a reimbursement from the underwriters of $2,600,000. Approximately $151,000 of such costs were allocated to the Public Warrants and Private Placement Warrants and the remainder, approximately $10,512,000 was allocated to Class A ordinary shares subject to redemption.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended June 30, 2026		Six months ended June 30, 2026
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of ordinary shares:
Allocation of income –
Basic and diluted	$1,235,000	$411,000	$2,446,000	$815,000
Denominator:
Weighted average shares of ordinary shares:
Basic and diluted	23,000,000	7,666,667	23,000,000	7,666,667
Net income per share of ordinary shares –
Basic and diluted	$0.05	$0.05	$0.11	$0.11

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are 7,666,667 Public Warrants outstanding to purchase 7,666,667 Class A ordinary shares, and 5,500,000 Private Placement Warrants outstanding to purchase 5,500,000 Class A ordinary shares, as of June 30, 2026 and December 31, 2025.

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A ordinary shares are redeemable and classified as such on the Company’s financial statements until such time as a redemption event takes place. As of June 30, 2026 and December 31, 2025, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.19 and $10.01, respectively, per share (which is the assumed redemption price) multiplied by 23,000,000 shares of Class A ordinary shares.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, all of the 23,000,000 Public Shares were classified outside of shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

	Dollars	Shares
Gross proceeds of Offering	$230,000,000	23,000,000
Less: Proceeds allocated to Public Warrants	(2,967,000)	-
Offering costs	(10,512,000)	-
Plus: Accretion of carrying value to redemption value	13,708,000	-
Class A ordinary shares subject to possible redemption as of December 31, 2025	230,229,000	23,000,000
Plus: Accretion of carrying value to redemption value	4,087,000	-
Class A ordinary shares subject to possible redemption as of June 30, 2026	$234,316,000	23,000,000

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

On December 19, 2025 the Company completed the Offering of 23,000,000 Units at a price of $10.00 per unit for a total of $230,000,000, including the “upsizing” of the Offering from $175,000,000 to $200,000,000 and the underwriters’ full exercise of its 3,000,000 over-allotment option. Each Unit consists of one Public Share and one-third of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments (see Note 8). The Company allocated approximately $2,967,000 of the Offering proceeds to the estimated fair value of the Public Warrants (approximately $0.387 per full warrant for 7,666,667 Public Warrants) based on a valuation made by a valuation specialist using a Monte Carlo model (a Level 3 input) using the following assumptions:

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

Administrative Support Agreement

Commencing on the date of the Offering, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support (the “Administrative Support Agreement”). Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Approximately $45,000 and $90,000, respectively, was paid and charged to operations for the three and six months ended June 30, 2026 under this agreement and no amounts were outstanding at June 30, 2026.

Executive Officer Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month prior to the consummation of the Company’s Initial Business Combination. For our Chief Executive Officer and Chief Financial Officer, of which $16,500 per month would be payable upon the completion of the Company’s Initial Business Combination and the remaining $16,500 per month would be currently paid monthly for their services. Approximately $198,000 and $396,000, respectively, in the aggregate for both executives was charged to operations for the three and six months ended June 30, 2026 under this agreement and approximately $99,000 and $198,000, respectively, was paid, leaving approximately $99,000 and $198,000, respectively, unpaid and included in deferred compensation – related parties for the three and six months ended June 30, 2026. Including approximately $15,000 of deferred compensation in December 2025, the total amount of deferred compensation – related parties for these two individuals at June 30, 2026 aggregated approximately $213,000.

Related Party Loans

On August 21, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and was payable on the earlier of June 30, 2026, or the date on which the Company consummates the Offering. As of the closing date, December 19, 2025, the Company had borrowed $175,000 under this agreement and such amount was paid in full at the closing on December 19, 2025 leaving no balance outstanding at December 31, 2025 or June 30, 2026 and no further amounts are available for drawdown.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $2,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

At June 30, 2026 and December 31, 2025, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2026 and December 31, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at June 30, 2026	Level 1
Assets:
Money market funds	$234,316,000

Description at December 31, 2025	Level 1
Assets:
Money market funds	$230,229,000

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

Note 8 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,750,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 175,000,000 Class A ordinary shares with a par value of $0.0001 per share and 17,500,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of June 30, 2026 and December 31, 2025, there are no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption and classified as temporary equity.

In connection with the “upsizing” of the Offering from $175,000,000 to $200,000,000 and the exercise of the underwriters’ over-allotment option, an additional 958,334 Class B ordinary shares were issued to the Sponsor, increasing the total Class B ordinary shares issued to 7,666,667, in order to represent 25% of the outstanding shares after the Offering. The Sponsor had agreed to forfeit up to an aggregate of 1,000,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Offering. The underwriters’ exercised the over-allotment option in full at the closing of the Offering and so no Founder Shares were forfeited and are no longer forfeitable. As of June 30, 2026 and December 31, 2025, there were 7,666,667 Founder Shares issued and outstanding.

Warrants

As of June 30, 2026 and December 31, 2025, there were 13,166,667 warrants outstanding to purchase 13,166.667 class A ordinary shares including 7,666,667 Public Warrants to purchase 7,666,667 class A ordinary shares and 5,500,000 Private Placement Warrants outstanding to purchase 5,500,000 class A ordinary shares. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the Initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrantholder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at a new issuance price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors (including consideration of the market price) and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any founder shares held by our Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the new issuance price and the $18.00 per share redemption trigger price described below under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the new issuance price.

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

For purposes of ASC Topic 280, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, our expenses consist of the costs of raising capital and, afterward, identifying a business combination candidate and the diligence, contractual, reporting and other obligations associated with completing such business combination as well as expenses for ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, which approximated $427,000 and $864,000 in the three and six months ended June 30, 2026, the Company has approximately $234,316,000 and $230,229,000, respectively, of investment in the Trust Account as of June 30, 2026 and December 31, 2025, and such cash and investments are expected to generate interest or dividend income.

The new information required by ASU 2023-07 includes:

Other segment items: Segment expenses total approximately $427,000 and $864,000 for the three and six months ended June 30, 2026. Other income consisted of approximately $2,073,000 and $4,125,000, respectively, during the three and six months ended June 30, 2026.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2026, the balance sheet date, up to the date the financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the financial statements.

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

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company on August 18, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our Initial Business Combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an Initial Business Combination with us until after our Public Offering on December 19, 2025. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Offering and the sale of the Private Placement Warrants and the proceeds of the sale of our securities in connection with our Initial Business Combination (pursuant to any the forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the Offering or otherwise), our shares, debt or a combination of cash, equity and debt.

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

As of June 30, 2026, we had approximately $2,038,000 of cash and cash equivalents and had working capital of approximately $1,918,000 (which includes a liability for approximately $213,000 of compensation that is deferred for payment until the closing of a business combination). We expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

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

The net proceeds from the Offering, together with certain of the proceeds from the Private Placement, totaling $230,000,000 in the aggregate, were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders and the underwriter of the Offering. Except for the withdrawal of interest earned on the amounts in the Trust Account to fund the Company’s taxes, or upon the redemption by public shareholders of Class A ordinary shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the Trust Account will be released until the completion of the Company’s Initial Business Combination or the redemption by the Company of 100% of the outstanding Class A ordinary shares issued by the Company in the Offering if the Company does not consummate an Initial Business Combination within 24 months after the closing of the Offering (December 19, 2027).

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

Loss from operations - The operating costs incurred in the three and six months ended June 30, 2026 totaled approximately $427,000 and $864,000, respectively. Operating costs include approximately $243,000 and $486,000, respectively, of aggregate management compensation (approximately $99,000 and $198,000, respectively, of which is deferred as to payment) and Sponsor fees which are paid currently. Additionally, operating costs include approximately $97,000 and $237,000, respectively, of costs primarily associated with professional fees, insurance, listing, trust and regulator fees associated with our status as a public reporting company and approximately $87,000 and $141,000, respectively of costs associated with our search for a business combination target. Since the Offering on December 19, 2025, we are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses related to efforts to identify and evaluate target businesses and due diligence expenses. We expect our expenses to increase substantially since the closing of the Offering.

Other income - Other income for the three and six months ended June 30, 2026 totaled approximately $2,073,000 and $4,125,000, respectively, consisting primarily of interest income on the Trust Account.

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

Liquidity and Capital Resources

Our liquidity needs have been satisfied through receipt of $25,000 from the sale of the Founder Shares and approximately $175,000 drawn down on an up to $300,000 in loans that were available from our Sponsor under an unsecured promissory note as well as from deferral of certain fees until closing of our Offering. On December 19, 2025 we closed the Offering and the underwriters fully exercised its overallotment option. In connection with the closing, the approximately $175,000 drawn down under the unsecured promissory note was repaid in full. The net proceeds from the sale of the units in the Offering, including the underwriters’ full exercise of its 3,000,000 unit over-allotment option, and the sale of the Private Placement Warrants for an aggregate purchase price of $5,500,000, after deducting offering expenses of approximately $10,663,000 including $563,000 in Company costs and underwriting commissions and expenses of $4,650,000 (excluding deferred underwriting commissions incurred of $8,050,000) as well as $2,600,000 credit by the underwriters toward expenses, were approximately $232,900,000, including reimbursement from the underwriters. $230,000,000 was deposited in the Trust Account, which includes the deferred underwriting commissions described above. The funds in the Trust Account will be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more.

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

In December 2025, the Company closed on the Offering of its Units and the simultaneous sale of Private Placement Warrants resulting in an increase in its liquidity. As of June 30, 2026, the Company had cash and cash equivalents balance of approximately $2,038,000. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2026, management has determined that the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

Off-balance sheet financing arrangements

As of June 30, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of June 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our Offering, commencing on December 18, 2025, the date our securities were first listed on Nasdaq, we entered into the Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $15,000 per month for office space, utilities and secretarial and administrative support.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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
Dated: August 12, 2026
	By:	/s/ Nicholas Petruska
	Name:	Nicholas Petruska
	Title:	Chief Executive Officer
(Principal Executive Officer)